Form 10-Q
period 2015-09-30
ECI Canada, Inc.
filed 2015-12-01
CIK 1623022

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

           Commission file number 		   000-55305

                              ECI CANADA, INC.
           (Exact name of registrant as specified in its charter)

                       FOX VALLEY ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             47-2031535
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                             7001 Steeles Avenue West
                                    Unit 18
                         Toronto, Ontario M9W 0A2 Canada
          (Address of principal executive offices)  (zip code)

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


     Class                                     Outstanding at
                                               November 10, 2015

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

______________________________________________________________________

                           ECI CANADA, INC.
             (formerly Fox Valley Acquisition Corporation)
                      CONDENSED BALANCE SHEETS
                              Unaudited


                                              Sept 30,         December 31,
					        2015             2014
					     (unaudited)       (audited)
                                             -----------      -----------
ASSETS
Current assets
  Cash                                       $         -        $        -
                                             -----------        -----------
Total assets                                 $         -        $        -
                                             ============       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Total liabilities                            $         -        $        -
                                             ============       ===========

  Stockholders' deficit
    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 3,500,000 and 20,000,000
    shares issued and outstanding as of Sept. 30,
    2015 and December 31, 2014, respectively          350           2,000
    Discount on Common Stock                         (350)         (2,000)
    Additional paid-in capital                      1,462             712

    Accumulated deficit                            (1,462)           (712)
                                                ------------      ---------
Total stockholders' deficit                              -               -
                                                ------------      ---------
Total liabilities and stockholders' deficit     $        -        $      -
                                                ============      ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                           ECI CANADA, INC.
             (formerly Fox Valley Acquisition Corporation)
                   CONDENSED STATEMENTS OF OPERATIONS
                              Unaudited

                                                                 For the period
		               For the three    For the nine     Sept. 25, 2014
                               months ended     months ended     (inception) to
                               Sept. 30, 2015   Sept. 30, 2015   Sept. 30, 2014
                               -------------    -------------    -------------
Revenue                        $       -         $        -               -
Professional expenses                  -                 750             712
                               -------------    -------------    -------------
Operating loss                         -                (750)           (712)
Loss before income taxes               -                (750)           (712)
                               -------------    -------------    -------------
Net loss                       $       -                (750)           (712)
                               =============    =============    =============
Loss per share -
     basic and diluted               (0.00)            (0.00)          (0.00)
                               =============    =============    =============
 Weighted average shares-
      basic and diluted           3,500,000       20,000,000       20,000,000
                               =============    =============    =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                                ECI CANADA, INC.
                (formerly Fox Valley Acquisition Corporation)
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             For the period
                                             For the nine    from Sept. 25,
                                             months ending   2014 (inception)
                                             Sept. 30, 2015  to Sept. 30, 2014
                                             -------------   ---------------
 OPERATING ACTIVITIES
   Net loss                                   $     (750)     $       (712)
                                             -------------   ---------------
    Non-cash adjustments to reconcile
       loss to net cash used in
       operating activities
    Expenses paid by stockholders and
       contributed as capital			     712               712
   Accrued liability                                  -                400
                                             -------------   ---------------
   Net cash used in operating activities              -               (312)

   Financing Activities
     Proceeds from issuance of common
	stock                                         -              2,000
     Proceeds from stockholders
        contribution                                  -                312
                                             -------------   ---------------
   Net cash provided by financing activity            -              2,312

   Net increase in cash                               -              2,000
   Cash, beginning of period                          -                 -
                                             -------------   ---------------
   Cash, end of period                       $        -              2,000
                                             =============   ==============

The accompanying notes are an integral part of these unaudited condensed financial statements.

--------------------------------------------------------------------
                           ECI CANADA, INC.
             (formerly Fox Valley Acquisition Corporation)
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ECI Canada, Inc., formerly known as Fox Valley Acquisition
Corporation, ("ECI" or "the Company") was incorporated on September
25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. In July 2015, the Company effected a change in control (see Note
4).

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2014.
The results of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015 and December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.

______________________________________________________________________

                           ECI CANADA, INC.
            (formerly Fox Valley Acquisition Corporation)
          Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2015.

The Company had working capital of $0 and an accumulated deficit of $1,462 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

______________________________________________________________________

                           ECI CANADA, INC.
              (formerly Fox Valley Acquisition Corporation)
                Notes to Condensed Financial Statements

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


NOTE 4   STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

     On September 24, 2014 the Company issued 20,000,000 shares to two directors and officers at a discount of $2,000.

     On July 18, 2015, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and offices of the Company. Messrs. Cassidy and McKillop beneficially retained 250,000 shares each of the Company's common stock.

	The following persons were named as directors of the Company:
		Amar Bhatia, Chairman
             	Hari Singh Rao
             	Mohamed Lalani

	Hari Singh Rao was appointed President, Chief Executive Officer and Secretary and Mohamed Lalani was appointed Chief Operation Officer and Chief Financial Officer.

     The Company issued 3,000,000 shares of its common stock at par to the following persons:

               500,000   	Hari Singh Rao
               500,000 		Mohamed Lalani
             2,000,000 		Amar Bhatia

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     As of September 30, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained a net loss of $0 and a deficit of $712.
The Company has had no operations or activities in period covered by this Report.

     ECI Canada, Inc. (formerly Fox Valley Acquisition Corporation) ("ECI" or the "Company") was incorporated on September 25, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     On July 17, 2015, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    On July 17, 2015, James Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

	Amar Bhatia, Hari Singh Rao and Mohamed Lalani were elected directors of the Company.

	Hari Singh Rao was appointed to serve as its President, Chief Executive Officer and Secretary and Mohamed Lalani was elected to serve as Chief Operation and Chief Financial Officer.

	On July 18, the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 85.7% the total outstanding 3,500,000 shares of common stock as follows:

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

     As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. For the nine months ended September 30, 2015 the Company had sustained net loss of $0 and had an accumulated deficit of $1,462.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 as folllows:

On September 25, 2014, the Company issued 20,000,000 common shares to two directors and officers of which 19,500,000 were redeemed on July 17, 2015.

On July 18, 2015, the Company issued 3,000,000 shares of its common stock at par representing 85% of the then total outstanding 3,500,000 shares of common stock.

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

Dated:   November 30, 2015